Form 10QSB
period 2000-06-30
MANGUM ACQUISITION CORP
filed 2000-08-14
CIK 1113109

United States

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

       [X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

       [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
           1934 For the transition period from _____________ to _____________

                        Commission file number 000-30513

                         MANGUM ACQUISITION CORPORATION
        (Exact name of small business issuer as specified in its charter)

                    Texas                                   76-0640462
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                     4214 Mangum Road, Houston, Texas 77092
               (Address of principal executive offices) (Zip Code)

                                 (713) 957-3100
              (Registrant's telephone number, including area code)

      Check whether the issuer (1) filed all the reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [ ]

     The number of shares of common stock outstanding as of June 30, 2000 is

                                    700,000.

   Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

PART I - FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

        The Company's unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

        In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

        The unaudited balance sheet of the Company as of June 30, 2000, the unaudited statement of operations for the period from inception (April 24, 2000) to June 30, 2000 and statement of cash flows for the period from inception (April 24, 2000) to June 30, 2000 are attached hereto and incorporated herein by this reference.

        Operating results for the quarter ended June 30, 2000 and is not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                         MANGUM ACQUISITION CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                               As of June 30, 2000
                                   (Unaudited)





                                     ASSETS

Current assets:
 Cash ..............................................................      $  565
Other assets:
 Organizational costs net of 68 days amortization of $0 ............         435
                                                                          ------
        Total assets ...............................................      $1,000
                                                                          ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Total current liabilities ..................................      $ --

Contingencies and commitments (notes 2, 4 and 5)

Stockholders' equity:
 Common stock, $.001 par value per share;
  20,000,000 shares authorized,
  700,000 shares issued and outstanding ............................         700
 Additional paid-in capital ........................................         300
 Deficit accumulated during the development stage ..................        --
                                                                          ------
                                                                          $1,000
                                                                          ======
         The accompanying notes are an integral part of this statement.

                         MANGUM ACQUISITION CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
         For the Period From Inception (April 24, 2000) to June 30, 2000
                                   (Unaudited)


                                                                    INCEPTION TO
                                                                   JUNE 30, 2000
                                                                   -------------
Revenue ..........................................................    $   --

Costs and expenses:
 General and administrative ......................................        --
                                                                      --------
        Net income (loss) ........................................    $   --
                                                                      ========


Weighted average number of common shares outstanding -
        Basic and fully diluted ..................................     700,000
                                                                      ========

Net income (loss) per common share -
        Basic and fully diluted ..................................    $      0
                                                                      ========

         The accompanying notes are an integral part of this statement.

                         MANGUM ACQUISITION CORPORATION
                          (A Development Stage Company)
                             Statement of Cash Flows
         For the Period From Inception (April 24, 2000) to June 30, 2000
                                   (Unaudited)


                                                                    INCEPTION TO
                                                                   JUNE 30, 2000
                                                                   -------------
Cash flows from operating activities:

 Net income (loss) ...............................................    $  --

Adjustments to reconcile Net income (loss) to net cash
 Provided by (used in) operating activities: .....................       --

                                                                      -------
        Net cash provided by (used in) operations ................       --

Cash flows from investing activities:

 Organizational costs ............................................        435
                                                                      -------
        Net cash provided (used in) investing activities .........       (435)

Cash flows from financing activities:

 Sale of stock ...................................................      1,000
                                                                      -------
        Net cash provided (used in) financing activities .........      1,000
                                                                      -------

Net increase (decrease) in cash and cash equivalents .............        565

                                                                      -------

Beginning cash and cash equivalents ..............................       --
                                                                      -------

Ending cash and cash equivalents .................................    $   565
                                                                      =======

Supplemental disclosure of cash flow information:

Cash paid for: Income taxes ......................................    $     0
               Interest ..........................................    $     0

         The accompanying notes are an integral part of this statement.

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

     A. Organization.

        Mangum Acquisition Corporation (the "Company") was incorporated on April 24, 2000, in the State of Texas. The Company is in the development stage and its intent is to locate suitable business ventures to acquire. The Company has had no significant business activity to date and has chosen December 31, as a year end.

     B. Cash and cash equivalents

        Cash and cash equivalents consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

     C. Intangible assets

        The cost of intangible assets is amortized using the straight line method over the estimated useful economic life (five years for organization costs). They are stated at cost less accumulated amortization. Since only three sixty-eight (68) days have transpired, the Company has not calculated the accumulated amortization of organizational costs.

        The Company review for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified in the period presented.

     D. Net income (loss) per share

        Net income (loss) per share is computed by dividing the net income
        (loss) for the period by the weighted average number of common shares outstanding for the period.

     E. Use of estimates

        The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

NOTE 2. STOCKHOLDERS EQUITY

        The Company issued 700,000 shares of its $0.001 par value common stock to its 100% parent company: Mangum Corporation at the time of the Company's inception. Mangum Corporation paid par value (US$ 700) plus US$ 300 for a total of US$ 1,000 for the stock.

NOTE 3. INCOME TAXES

        Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The deferred tax asset related to the operating loss carryforward has been fully reserved.

NOTE 4. GOING CONCERN CONSIDERATION

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern.

        As discussed in "Note 1" the Company is in the development stage and the realization of its assets is dependent upon its ability to meet its future financing requirements, and the success of its future operations.

        Management plans include obtaining additional equity financing and the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion and analysis should be read in conjunction with the financial statements as of June 30, 2000 and for the period inception (April 24, 2000) to June 30, 2000 which are included in this Form 10-QSB.

        The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and has neither engaged in any operations nor generated any revenues to date.

        The only asset of the Company as of June 30, 2000 is US$ 565. The Company's only expenses for the period of inception (April 24, 2000) to June 30, 2000 are for organizational costs.

        The Company's only capital contribution, US$ 1,000 cash, was from the sale of common shares to the Company's parent, Mangum Corporation.

        Substantially all of the Company's expenses that must be funded by management will be from the Company's efforts to identify a suitable acquisition candidate and to close the acquisition. Management has agreed to pay these expenses with personal funds as interest free loans to the Company. As long as management continues to provide funds to the Company, the Company should have sufficient funds to satisfy its cash requirements. This is primarily because the Company does not anticipate incurring any significant expenditures.

        Management may withdraw its agreement to provide these funds at their sole discretion.

        Opportunities may occur in which management can obtain the repayment of these loans, or any other form of compensation, from a prospective merger or acquisition candidate and/or certain merger or acquisition related consultants.

        The Company does not intend to seek any other or additional financing. At this time the Company believes that the funds to be provided by management from time to time will be sufficient for funding the Company's operations until a merger or acquisition candidate is identified and closed. Currently, the Company does not expect to issue any additional securities before the closing of a business combination.

               FORWARD LOOKING STATEMENTS

        This Form 10-QSB, press releases and certain information provided in writing or orally by the Company's management or its agents may contain statements that could be deemed forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act, which statements are inherently subject to risks and uncertainties.

        "Forward-looking statements" are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "estimate," "plan," "project," "anticipate," or other statements concerning opinions or judgment of the Company and its management about future events.

        Factors that could influence the accuracy of such forward-looking statements include, but are not limited to, the financial success or changing strategies of the Company's customers, actions of government regulators, the level of market interest, rate and general economic conditions.

        All forward-looking statements included herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

        It is important to note that the Company's actual results could differ materially from those in such forward-looking statements due to the factors cited above. As a result of these factors, there can be no assurance the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

        These "forward looking statements" may appear in various places in this Form 10-QSB and in other places, and more particularly in this "Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations."

               PLAN OF OPERATION

        The Company is a development stage entity and has neither engaged in any operations nor generated any revenues to date. The Company's activity since its inception has been limited, and includes the sale of its common shares to its parent corporation, Mangum Corporation, and activities related to the location and consummation of a merger or acquisition with a private entity.

        As such, the Company can be defined as a "blank check" or "shell" company. The Company intends to effect a merger, exchange of capital stock, asset acquisition or other similar business combination or acquisition with, most likely, a private entity. In connection with a merger or acquisition, it is likely that the Company would issue an amount of stock constituting control of the Company to the merger or acquisition candidate. Depending upon the nature of the merger or acquisition transaction, the current officer and sole director of the Company may resign these positions with the Company.

               YEAR 2000 ISSUES

        The Company uses third party "off-the-shelf" software and has not had a problem with Year 2000 issues. Any impact is expected to be minimal.

PART II - OTHER INFORMATION

          Item 1.   Legal Proceedings                                       NONE
          Item 2.   Changes in Securities                                   NONE
          Item 3.   Defaults Upon Senior Securities                         NONE
          Item 4.   Submission of Matters to a Vote of Security Holders     NONE
          Item 5.   Other information                                       NONE
          Item 6.   Exhibits and Reports on Form 8-K                        NONE


[SIGNATURES]

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MANGUM ACQUISITION CORPORATION (Registrant)


By: /s/ [SIGNED]                         Date: 8/15/00
David A. Collins
President


FORM 10QSB         JUNE 30, 2000