Form 10QSB
period 2000-09-30
MANGUM ACQUISITION CORP
filed 2000-11-13
CIK 1113109

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
    For the transition period from .... to ....

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

                               Yes [X]     No [ ]

The number of shares of common stock outstanding as of September 30, 2000 is

                                    700,000

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

      The audited balance sheet as of April 26, 2000 and unaudited balance sheet as of September 30, 2000, the unaudited statements of operations for the period from inception (April 24, 2000) to September 30, 2000 and for the three month period ended September 30, 2000 and statements of cash flows for the period from inception (April 24, 2000) to September 30, 2000 and for the three month period ended September 30, 2000 are attached hereto and incorporated herein by this reference.

      Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                         MANGUM ACQUISITION CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets
        As of April 26, 2000 (Audited) and September 30, 2000 (Unaudited)


                                                          APRIL 26     SEPT 30
                                                         (AUDITED)   (UNAUDITED)
                                                          ------       ------
                              ASSETS

Current assets:
  Cash ................................................   $  585       $   37

Other assets:
  Organizational costs net of amortization of $0 ......      415          963
                                                          ------       ------
    Total assets ......................................   $1,000       $1,000
                                                          ======       ======


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Total current liabilities .........................   $ --         $ --

Contingencies and commitments (notes 2, 4 and 5)

Stockholders' equity:
  Common stock, $.001 par value per share;
    20,000,000 shares authorized,
    700,000 shares issued and outstanding .............      700          700
  Additional paid-in capital ..........................      300          300
    Deficit accumulated during the development stage ..     --           --
                                                          ------       ------
                                                          $1,000       $1,000
                                                          ======       ======

         The accompanying notes are an integral part of this statement.

                         MANGUM ACQUISITION CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
      For the Period From Inception (April 24, 2000) to September 30, 2000
             And For the Three Month Period Ended September 30, 2000
                                   (Unaudited)


                                                                 THREE MONTHS
                                              INCEPTION TO           ENDED
                                             SEPT. 30, 2000     SEPT. 30, 2000
                                             --------------     --------------
Revenue .....................................   $   --             $   --

Costs and expenses:
 General and administrative .................       --                 --
                                                --------           --------
      Net income (loss) .....................   $   --             $   --
                                                ========           ========



Weighted average number of common shares
  outstanding -
      Basic and fully diluted ...............    700,000            700,000
                                                ========           ========

Net income (loss) per common share -
      Basic and fully diluted ...............   $      0           $      0
                                                ========           ========

         The accompanying notes are an integral part of this statement.

                         MANGUM ACQUISITION CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
      For the Period From Inception (April 24, 2000) to September 30, 2000
             And For the Three Month Period Ended September 30, 2000
                                   (Unaudited)


                                                                       THREE MONTHS
                                                       INCEPTION TO        ENDED
                                                      SEPT. 30, 2000  SEPT. 30, 2000
                                                          -------         -------
Cash flows from operating activities:
 Net income (loss) ....................................   $  --           $  --

Adjustments to reconcile Net income (loss) to net cash
  Provided by (used in) operating activities: .........      --              --
                                                          -------         -------
    Net cash provided by (used in) operations .........      --              --

Cash flows from investing activities:
  Organizational costs ................................       963             528
                                                          -------         -------
    Net cash provided (used in) investing activities ..      (963)           (528)

Cash flows from financing activities:
  Sale of stock .......................................     1,000            --
                                                          -------         -------
    Net cash provided (used in) financing activities ..     1,000            --
                                                          -------         -------

Net increase (decrease) in cash and cash equivalents ..        37            (528)
                                                          -------         -------


Beginning cash and cash equivalents ...................      --               565
                                                          -------         -------

Ending cash and cash equivalents ......................   $    37         $    37
                                                          =======         =======


Supplemental disclosure of cash flow information:

Cash paid for:  Income taxes ..........................   $     0         $     0
                Interest ..............................   $     0         $     0

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

     C.   Intangible assets

     The cost of intangible assets is amortized using the straight line method over the estimated useful economic life (five years for organization costs). They are stated at cost less accumulated amortization. Since only one-hundred fifty-eight (158) days have transpired as of September 30, 2000 and based upon the immateriality of the estimated amortization as, the Company has not calculated the accumulated amortization of organizational costs.

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

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with the financial statements as of September 30, 2000 and for the periods (1) inception (April 24, 2000) to September 30, 2000 and (2) three month period ended September 30, 2000 which are included in this Form 10-QSB.

      The Company is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7, and has neither engaged in any operations nor generated any revenues to date.

      The only asset of the Company as of September 30, 2000 is US$ 37. The Company's only expenses for the periods of inception (April 24, 2000) to September 30, 2000 and for the three months ended September 30, 2000 are for organizational costs.

      The Company's only capital contribution, US$ 1,000 cash, was from the sale of common shares to the Company's parent, Mangum Corporation and occurred in the period inception (April 24, 2000) to September 30, 2000.

      Substantially all of the Company's expenses that must be funded by management will be from the Company's efforts to identify a suitable acquisition candidate and to close the acquisition. Management has agreed to pay these expenses with personal funds as interest free loans to the Company. As long as management continues to provide funds to the Company, the Company should have sufficient funds to satisfy its cash requirements. This is primarily because the Company does not anticipate incurring any significant expenditure.

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

MANGUM ACQUISITION CORPORATION (Registrant)


By: /s/ [SIGNED]                        Date: 10/15/00
        David A. Collins
        President

FORM 10QSB      SEPTEMBER 30, 2000